Form 10-K
period 2007-12-31
HOME EQUITY LOAN TRUST 2007-FRE1
filed 2008-03-21
CIK 1403421

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-130642-06

      Home Equity Loan Trust 2007-FRE1
      (exact name of issuing entity as specified in its charter)

      Nationstar Funding LLC
      (exact name of the depositor as specified in its charter)

      Nationstar Mortgage LLC
      (exact name of the sponsor as specified in its charter)



  Delaware                                75-2851805
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



   350 Highland Dr.
   Lewisville, TX                                75067
  (Address of principal executive             (Zip Code)
  offices)


 Registrant's telephone number, including area code: (469) 549-2000



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___



  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

The Royal Bank of Scotland plc provides an interest rate swap agreement for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the significance percentage for the interest rate swap agreement is less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated July 11, 2007.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated July 11, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

1. Nationstar has identified the following noncompliance with servicing criteria 1122(d)(2)(i), 1122(d)(2)(vii)(B), 1122(d)(2)(vii)(D),
   1122(d)(4)(iv), and 1122(d)(4)(xiv) applicable to the Platform during the year ended December 31, 2007 as follows:

   1122(d)(2)(i) - Payments on mortgage loans were not deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt.

   1122(d)(2)(vii)(B) - Reconciliations prepared on a monthly basis for all asset-backed securities related accounts and related bank clearing accounts were not prepared within 30 calendar days after the bank statement cutoff date.

   1122(d)(2)(vii)(D) - Reconciliations prepared on a monthly basis for all asset-backed securities related accounts and related bank clearing accounts contained reconciling items that were not resolved within 90 calendar days of their original identification.

   1122(d)(4)(iv) - Payments on mortgage loans, including any payoffs, were made in accordance with the related mortgage loan documents but were not posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.

   1122(d)(4)(xiv) - Delinquencies, charge-offs and uncollectible accounts were not recognized and recorded in accordance with the transaction agreements.

2. Nationstar has identified the following noncompliance with servicing criteria for Vendors identified, applicable to the Platform during the year ended December 31, 2007 as follows:

   American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.("Assurant")

   1122(d)(4)(xii) - Assurant's Report on Assessment of Compliance and related Attestation Report determined that it did not have sufficient policies and procedures to capture the information with respect to the Platform necessary to determine compliance with 1122(d)(4)(xii).

3. There were no material deficiencies in Nationstar's policies and procedures to monitor vendors.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, relating to Home Equity Loan Trust 2007-FRE1, dated June 1, 2007 by and among Nationstar Funding LLC, Nationstar Mortgage LLC, Wells Fargo Bank, N.A., and The Bank of New York, originally filed on Form 8K on July 25, 2007 and incorporated by reference herein.

  (10.1) Incorporated by reference in Exhibit (4.1).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Nationstar Mortgage LLC as Servicer
    33.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.3 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Nationstar Mortgage LLC as Servicer
    34.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.3 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Nationstar Mortgage LLC as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Nationstar Funding LLC
   (Depositor)


   /s/ Jesse K. Bray
   Jesse K. Bray, Chief Financial Officer
   (senior officer in charge of securitization of the depositor)


    Date:   March 21, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, relating to Home Equity Loan Trust 2007-FRE1, dated June 1, 2007 by and among Nationstar Funding LLC, Nationstar Mortgage LLC, Wells Fargo Bank, N.A., and The Bank of New York, originally filed on Form 8K on July 25, 2007 and incorporated by reference herein.

   (10.1) Incorporated by reference in Exhibit (4.1).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Nationstar Mortgage LLC as Servicer
    33.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.3 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Nationstar Mortgage LLC as Servicer
    34.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.3 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Nationstar Mortgage LLC as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
